Form 10-K
period 2002-12-31
EQUITY ONE ABS INC MORTGAGE PAS TH CERT SERIES 2002-4
filed 2003-03-28
CIK 1182601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     DECEMBER 31, 2002
                           ---------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________.

Commission file number     333-81506-03
                        --------------------

                              EQUITY ONE ABS, INC.
--------------------------------------------------------------------------------
      (AS DEPOSITOR UNDER A CERTAIN POOLING AND SERVICING AGREEMENT DATED
               AS OF JULY 31, 2002, PROVIDING FOR THE ISSUANCE OF
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2002-4)
             (Exact name of registrant as specified in its charter)

        DELAWARE                                   52-2029487
-------------------------------                 ----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

103 SPRINGER BUILDING, 3411 SILVERSIDE ROAD,
           WILMINGTON, DELAWARE                                   19803
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (302) 478-6160
                                                     ----------------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No *
                                      ---   ---

* THE CLOSING DATE FOR THE TRANSACTION WAS AUGUST 27, 2002.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

NOT APPLICABLE

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes    No X
                                      ---   ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

NOT APPLICABLE

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

NOT APPLICABLE

This Annual Report on Form 10-K is filed by Equity One ABS, Inc. (the "Reporting Person") on behalf of Equity One ABS, Inc. Mortgage Pass-Through Certificates, Series 2002-4 Trust (the "Trust") established pursuant to that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of July 31, 2002 by and among the Reporting Person, as depositor, Equity One, Inc., as servicer and a seller (the "Servicer"), JPMorgan Chase Bank, as trustee (the "Trustee"), and the various other sellers signatory thereto, for the issuance of the Equity One ABS, Inc. Mortgage Pass-Through Certificates, Series 2002-4 (the "Certificates").

                                     PART I

ITEM 1.  BUSINESS

Omitted pursuant to First Union Residential Securitization Transactions, Inc., SEC No-Action Letter (April 1, 1997) (the "No-Action Letter").

ITEM 2.   PROPERTIES

As of December 31, 2002, the Trust owned no real estate.

ITEM 3.  LEGAL PROCEEDINGS

The Reporting Person knows of no material pending legal proceedings involving the Trust or the Trustee, the Servicer or the registrant with respect to the Trust, other than routine litigation incidental to the duties of the respective parties under the Pooling and Servicing Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  No established public trading market for the Certificates exists.

(b) As of December 31, 2002, the number of holders of record of the publicly offered Certificates was 25.

(c)  Omitted pursuant to the No-Action Letter.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Omitted pursuant to the No-Action Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted pursuant to the No-Action Letter.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted pursuant to the No-Action Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to the No-Action Letter.

ITEM 11.  EXECUTIVE COMPENSATION

Omitted pursuant to the No-Action Letter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Item 201(d) of Regulation S-K
-----------------------------

None.

Item 403 of Regulation S-K
--------------------------

(a)  None.

(b)  Not applicable.

(c)  Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Not applicable.

(b)  Not applicable.

(c)  None.

(d)  None.

ITEM 14.  CONTROLS AND PROCEDURES

Not applicable.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Annual Independent Accountants' Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2002, in accordance with the No-Action Letter.

     99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2002, in accordance with the No-Action Letter.

     99.3 Aggregate  Statement  of  Principal  and  Interest   Distributions  to
          Certificateholders.

(b) On or about October 28, 2002, a report on Form 8-K was filed in order to provide the Monthly Statement to Certificateholders for the October 25, 2002 distribution date. On or about November 26, 2002, a report on Form 8-K was filed in order to provide the Monthly Statement to Certificateholders for the November 25, 2002 distribution date and quarterly financial statements for the period ended September 30, 2002 for Financial Security Assurance, Inc., the provider of credit enhancement. On or about December 27, 2002, a report on Form 8-K was filed in order to provide the Monthly Statement to Certificateholders for the December 26, 2002.

     No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Not applicable.

(d)  Omitted pursuant to the No-Action Letter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Reporting Person has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EQUITY ONE ABS, INC.


Date: March 28, 2003          By:/s/ James H. Jenkins
                                 -----------------------------------------------
                                 James H. Jenkins, Senior Vice President and CFO

                                  CERTIFICATION

I, James H. Jenkins, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Equity One ABS, Inc.;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, as trustee.

Date: March 28, 2003
                                 /s/ James H. Jenkins
                                 -----------------------------------------------
                                 James H. Jenkins, Senior Vice President and CFO Equity One ABS, Inc.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

(a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

(a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

                                INDEX TO EXHIBITS


Exhibit
Number                          Description
------                          -----------

99.1 Annual Independent Accountants' Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2002, in accordance with the No-Action Letter.

99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2002, in accordance with the No-Action Letter.

99.3 Aggregate   Statement  of   Principal   and   Interest   Distributions   to
     Certificateholders.